Form 10-Q
period 1996-03-31
NEW WORLD COMMUNICATIONS GROUP INC
filed 1996-05-14
CIK 916083

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-23592

- - --------------------------------------------------------------------------------

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


                  DELAWARE                        13-3743606
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)


                              3200 WINDY HILL ROAD
                               SUITE 1100 - WEST
                            ATLANTA, GEORGIA  30339
                    (Address of principal executive offices)

                                 (770) 955-0045
              (Registrant's telephone number, including area code)



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:   YES  X     NO
                                        -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES  X      NO
                          -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     AS OF MAY 8, 1996 THE REGISTRANT HAD 28,798,960 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, 39,925,157 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE (INCLUDING CLASS A WARRANTS, $0.01 EXERCISE PRICE), NO SHARES OF VOTING PREFERRED STOCK, PAR VALUE $0.01 PER SHARE AND NO CLASS A WARRANTS, SERIES 2 ("NEW $0.01 WARRANTS") OUTSTANDING.

- - --------------------------------------------------------------------------------

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED


                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheet
            - March 31, 1996 and December 31, 1995 .........................................   I-1

          Condensed Consolidated Statement of Operations
            - Three Months Ended March 31, 1996 and 1995 ...................................   I-2

          Consolidated Statement of  Stockholders' Equity ..................................   I-3

          Condensed Consolidated Statement of Cash Flows
            - Three Months Ended March 31, 1996 and 1995 ...................................   I-4

          Notes to Condensed Consolidated Financial Statements .............................   I-6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................................   I-8



                                         PART II.  OTHER INFORMATION


                                                                                              Page
                                                                                              ----

Item 1.   Legal Proceedings ................................................................  II-1

Item 2.   Changes in Securities ............................................................  II-1

Item 3.   Defaults Upon Senior Securities ..................................................  II-1

Item 4.   Submission of Matters to a Vote of Security-Holders ..............................  II-2

Item 5.   Other Information ................................................................  II-2

Item 6.   Exhibits and Reports on Form 8-K .................................................  II-2

          Signatures........................................................................  II-3

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1996               1995
                                                                                 ----------        -----------
                                                                                 (UNAUDITED)

                                  ASSETS
Current assets:
   Cash...................................................................      $     51,257      $      75,361
   Receivables............................................................           161,443            175,210
   Television program contract rights.....................................            16,799             23,735
   Film costs.............................................................            82,618             83,761
   Prepaid expenses.......................................................             4,930              3,705
   Deferred income taxes..................................................             4,410              4,410
                                                                                ------------       ------------
       Total current assets...............................................           321,457            366,182
Property, plant and equipment.............................................           212,710            213,059
Long-term receivables.....................................................            17,435             22,819
Television program contract rights........................................             6,598              5,419
Film costs................................................................            39,216             35,393
Intangible assets and excess reorganization value.........................         1,510,949          1,522,337
Equity investments........................................................            36,398             36,549
Other assets..............................................................            30,223             30,864
Assets held for sale......................................................                 -             16,727
                                                                                ------------       ------------
                                                                                $  2,174,986      $   2,249,349
                                                                                ============      =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses..................................      $     71,081      $      82,542
   Television program contracts payable ..................................            20,157             26,872
   Deferred income........................................................            22,339             35,532
   Participations and residuals payable...................................            52,920             43,434
   Current portion of long-term debt and notes payable....................            24,483             32,069
                                                                                ------------       ------------
      Total current liabilities...........................................           190,980            220,449
Non-current television program contract rights............................             7,821              7,448
Long-term debt............................................................           962,486            976,392
Other non-current liabilities.............................................            23,950             26,257
Participations and residuals payable......................................            15,183             23,908
Deferred tax credits......................................................            72,444             77,510
Series A preferred stock, $.01 par value, 1,200,000 shares authorized,
 issued and outstanding...................................................            59,870             59,867
Series C preferred stock, $.01 par value, 25,000 shares authorized, issued
 and outstanding..........................................................           245,630            245,444
Series E preferred stock, $.01 par value, 300,000 shares authorized,
 issued and outstanding...................................................            30,000             30,000
Commitments and contingencies
Stockholders' equity:
    Series B preferred stock, $.01 par value, 250,000 shares authorized,
        issued and outstanding............................................           224,850            224,850
    Class A common stock, $.01 par value, 400,000,000 shares
        authorized, 28,696,188 and 28,056,860 issued and outstanding......               287                281
    Class B common stock, $.01 par value, 400,000,000 shares authorized,
        39,997,931 and 40,548,431 issued and outstanding..................               400                405
    Common stock warrants.................................................            10,500             10,500
    Additional paid-in capital............................................           762,002            761,329
    Accumulated deficit...................................................          (431,417)          (415,291)
                                                                                ------------       ------------
       Total stockholders' equity.........................................           566,622            582,074
                                                                                ------------       ------------
                                                                                $  2,174,986       $  2,249,349
                                                                                ============       ============



     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            ---------------------------
                                                                 1996           1995
                                                            ------------   ------------
Net revenue
    Broadcasting....................................        $    92,577     $    67,106
    Television production and distribution..........             69,292          47,758
                                                            -----------     -----------
                                                                161,869         114,864
Operating expenses
   Direct costs-
      Broadcasting..................................             43,519          38,145
      Television production and distribution........             58,510          36,883
   Selling, general and administrative-
       Broadcasting.................................             21,904          16,109
       Television production and distribution                    10,168           8,953
Depreciation and amortization of intangible assets..             19,062          12,752
Corporate expenses..................................              5,874           4,076
                                                            -----------     -----------
   Income (loss) from operations....................              2,832          (2,054)
                                                            -----------     -----------
Other income (expense):
   Interest expense.................................           (22,968)         (16,885)
   Gain on sale of WSBK-TV..........................                 -           40,993
   Interest and investment income and other.........              1,231           3,685
                                                            -----------     -----------
       Other income (expense), net..................            (21,737)         27,793
                                                            -----------     -----------
Income (loss) before income taxes...................            (18,905)         25,739
Benefit (provision) for income taxes................              4,601         (33,079)
Equity in loss of affiliates........................               (152)           (152)
                                                            -----------     -----------
   Net loss.........................................            (14,456)         (7,492)
Preferred stock dividends and accretion.............             (1,670)         (1,100)
                                                            -----------     -----------
   Net loss to common shareholders..................        $   (16,126)    $    (8,592)
                                                            ===========     ===========
Net loss per common equivalent share................        $      (.23)    $     (0.13)
                                                            ===========     ===========
   Weighted average shares outstanding..............             68,627          68,351
                                                            ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                       SERIES B       CLASS A    CLASS B   COMMON      ADDITIONAL                        TOTAL
                                      PREFERRED       COMMON     COMMON     STOCK       PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                       STOCK           STOCK      STOCK    WARRANTS     CAPITAL        DEFICIT          EQUITY
                                      -----------    --------   --------  ---------   -----------   ------------    -------------
Balance at December 31, 1995          $   224,850    $  281     $  405    $ 10,500    $  761,329    $  (415,291)    $  582,074
Net loss........................                -         -          -           -             -        (14,456)       (14,456)
Preferred stock dividends and
    accretion...................                -         -          -           -             -         (1,670)        (1,670)
Interest on note receivable from
    stockholder.................                -         -          -           -          (116)             -           (116)
Exercise of employee stock
    options and $8.47 warrants..                -         1          -           -           789              -            790
Conversion of Class B common
    stock into Class A common
    stock.......................                -         5         (5)          -             -              -              -
                                      -----------    ------     ------    --------    ----------    -----------     ----------
Balance at March 31, 1996.......      $   224,850    $  287     $  400    $ 10,500    $  762,002    $  (431,417)    $  566,622
                                      ===========    ======     ======    ========    ==========    ===========     ==========


     See accompanying notes to condensed consolidated financial statements.

                 NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             --------------------------
                                                                                1996            1995
                                                                             -----------    ------------
Cash flow from operating activities:
  Net loss..........................................................         $   (14,456)   $     (7,492)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on sale of WSBK-TV........................................                   -         (40,993)
     Deferred taxes.................................................              (5,066)         25,120
     Equity in loss of affiliates...................................                 152             152
     Depreciation and amortization of intangible assets.............              19,062          12,752
     Television program contract rights amortization over (under)
       payments.....................................................                (586)          2,089
     Film cost amortization over (under) additions..................              (2,680)          3,814
     Noncash interest expense, compensation and foreign
       exchange.....................................................                 474           1,295
     Changes in assets and liabilities, net of acquisitions and dispositions:
       Receivables..................................................              18,991           2,694
       Prepaid expenses and other assets............................              (1,371)         (5,297)
       Current liabilities..........................................             (24,330)        (13,057)
       Other noncurrent liabilities.................................              (2,395)           (197)
                                                                             -----------    ------------
              Total adjustments.....................................               2,251         (11,628)
                                                                             -----------    ------------
   Net cash used in operating activities............................             (12,205)        (19,120)
Cash flow from investing activities:
       Capital expenditures and equity investments..................              (6,600)         (5,329)
       Broadcast station acquisitions, net of cash acquired.........                   -        (360,084)
       Proceeds from sale of broadcast stations.....................                   -         207,500
       Other........................................................                 157            (500)
                                                                             -----------    ------------
       Net cash used in investing activities........................              (6,443)       (158,413)
Cash flow from financing activities:
       Issuance of debt.............................................                   -         192,429
       Preferred stock dividends paid...............................              (1,481)           (957)
       Repayment of debt............................................              (4,765)        (30,295)
       Proceeds from exercise of stock options and warrants.........                 790              82
       Increase in restricted cash..................................                   -         (77,318)
                                                                             -----------    ------------
       Net cash provided by (used in) financing activities..........              (5,456)         83,941
                                                                             -----------    ------------
Net decrease in cash................................................             (24,104)        (93,592)
Cash balance, beginning of period...................................              75,361         155,699
                                                                             -----------    ------------
Cash balance, end of period.........................................         $    51,257    $     62,107
                                                                             ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            --------------------------
                                                                                1996            1995
                                                                            --------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest.........................        $   33,136      $   27,002
                                                                            ===========     ==========
Supplemental schedule of noncash investing and financing activities:
   Purchase of television program contract rights...................        $     2,839     $    1,854
                                                                            ===========     ==========
Argyle stations purchase:
   Fair value of assets acquired....................................                        $  766,112
   Purchase option applied to purchase price........................                          (100,000)
   Cash paid, net of cash received..................................                          (360,084)
                                                                                            ----------
   Liabilities assumed..............................................                        $  306,028
                                                                                            ==========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)


1. DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    New World Communications Group Incorporated ("NWCG" or the "Company") is a vertically integrated entertainment company which operates, through wholly-owned subsidiaries, twelve broadcast television stations, television production operations, filmed entertainment libraries, and filmed entertainment distribution businesses.

    INTERIM REPORTING

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of management the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the unaudited interim periods presented. Results for the interim periods presented are not necessarily indicative of the results which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995.


2.  ACQUISITIONS, DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION

    WSBK-TV

    In March 1995 the Company sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. The Company repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-up Notes in April 1995 from the net proceeds of the Boston Station sale.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)




    ARGYLE STATIONS

    The Company purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle") for total consideration of approximately $750.4 million, including the $100 million in cash paid for an option in 1994 and assumption of debt of approximately $283.6 million. Argyle controlled four VHF television stations, KDFW-TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis, Missouri) and WVTM-TV (Birmingham, Alabama). For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. The acquisition has been accounted for as a purchase.

    CANNELL ENTERTAINMENT

    In July 1995 the Company purchased Cannell Entertainment Inc. for Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Stock") valued at approximately $30 million and certain other consideration. The acquisition has been accounted for as a purchase.


    PRO FORMA FINANCIAL INFORMATION

    The following condensed pro forma financial information gives effect to, as of January 1, 1995, the purchase of the four Argyle stations, the sale of the Boston Station, borrowings necessary to fund the acquisition, repayment of a portion of NW Television's debt and the issuance of preferred stock. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on January 1, 1995 (in thousands, except per share).


                                                          Pro Forma for the
                                                            Three Months
                                                          Ended March 31,
                                                                1995
                                                          -----------------
    Net revenue                                           $        138,751

    Net loss                                              $        (12,438)
                                                          ================
    Net loss per common and common equivalent share       $           (.20)
                                                          ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates broadcast television stations, a television production company and filmed entertainment distribution businesses.

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes of the Company and its annual report for the year ended December 31, 1995.

RESULTS OF OPERATIONS

     Three months ended March 31, 1996 Compared to 1995.   Net revenue
increased $47.0 million or 40.9% in 1996 over 1995. The increase in broadcasting revenue of $25.5 million reflects an increase of $27.0 million for the four stations acquired on March 31, 1995 from Argyle Television Holding, Inc. ("Argyle") and an increase of $4.2 million for the eight original stations owned for both periods "Eight Stations," offset by a decrease of $5.7 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, net revenue increased $1.6 million due primarily to political advertising. Production and distribution revenue increased $21.5 million or 45.1% primarily due to increases in network and cable revenues, reflecting substantially increased production activity.

     Operating expenses, excluding depreciation, amortization and corporate expenses, increased $34.0 million in 1996. The television broadcasting expense increase of $11.2 million includes $19.0 million from the Argyle stations, offset by a decrease of $1.6 million for the Eight Stations and by a decrease of $6.2 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, operating expenses increased $.8 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming costs. Production and distribution operating expenses increased $22.8 million due primarily to amortization of production costs associated with increased production activity.

     Depreciation and amortization of intangible assets increased $6.3 million in 1996 due primarily to the acquisition of the Argyle stations. Corporate expenses increased $1.8 million in 1996 principally due to increased personnel and salaries.

     Interest expense increased $6.0 million as a result of higher debt balances for the acquisition of the broadcast television stations and the Entertainment Line of Credit used primarily to fund the increased production activity. Interest and investment income and other decreased $2.5 million in 1996 primarily due to lower cash and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company has total outstanding debt of $987.0 million. The Company has limited additional borrowing capacity under its borrowing facilities. Significant expansion of the Company's broadcasting or production segments will require additional funding not currently available to the Company.

     To service the currently outstanding debt, the Company plans to utilize broadcasting and production operating cash flow. The Company believes that operating cash flow will be sufficient to satisfy current requirements for operating, investing and financing activities of the Company, including debt service prior to final maturity. In order to meet principal payments upon the final maturity of its various debt facilities outstanding, the earliest of which occurs in 1998, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking additional capital contributions. The Company currently anticipates that any other necessary financing may be obtained through restructuring or refinancing outstanding capitalization or possibly through additional equity or debt financings or additional bank credit arrangements. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, the Company's liquidity would be severely adversely affected. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable the Company to continue to satisfy the Company's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

     The Company's capital budget for 1996 is approximately $30 million, primarily for the broadcasting segment. In connection with the broadcast stations' change in affiliation to the Fox Network, the broadcasting segment provides more locally-produced programming which requires additional capital expenditures and operating expenses.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     See "Item 3. Legal Proceedings" of the Company's Form 10-K for the year ended December 31, 1995 for a discussion of the action, Steven Cooperman, On Behalf of Himself and Derivatively on Behalf of SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.) v. Ronald O. Perelman, et al., and SCI Television, Inc., a Delaware corporation (or its successor corporation, SCI Parent Corporation to be re-named New World Communications Group, Inc.), Case No. BC100359 (Superior Court of the State of California, County of Los Angeles).

     The Company and its subsidiaries are defendants in a number of other lawsuits which have arisen in the normal course of business. Management believes that the ultimate resolution of this litigation will not have a material adverse effect upon the Company or its subsidiaries.


Item 2.  Changes in Securities.

         Not applicable.


Item 3.  Defaults Upon Senior Securities.

         (a)  Not applicable.

         (b)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

            Not applicable.


Item 5.  Other Information.

            Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.1 Employment Agreement, dated as of January 1, 1996, by and between New World Television Incorporated and Farrell Reynolds.

              27.1 Financial Data Schedule (for SEC use only).

         (b)  Reports filed on Form 8-K:
                    None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     NEW WORLD COMMUNICATIONS GROUP INCORPORATED
                                    (Registrant)






                                    By: \s\ Joseph P. Page
                                        ------------------------
                                        Joseph P. Page
                                        Executive Vice President and
                                        Chief Financial Officer











Dated: May 13, 1996

                                 EXHIBIT INDEX




Exhibit No.    Description


10.1 Employment Agreement, dated as of January 1, 1996, by and between New World Television Incorporated and Farrell Reynolds.

27.1           Financial Data Schedule (for SEC use only).