Form 10-Q
period 1996-06-30
NEW WORLD COMMUNICATIONS GROUP INC
filed 1996-08-13
CIK 916083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-23592
================================================================================

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         AS OF AUGUST 8, 1996 THE REGISTRANT HAD 29,316,620 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, 39,696,261 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE (INCLUDING CLASS A WARRANTS, $0.01 EXERCISE PRICE), NO SHARES OF VOTING PREFERRED STOCK, PAR VALUE $0.01 PER SHARE AND NO CLASS A WARRANTS, SERIES 2 ("NEW $0.01 WARRANTS") OUTSTANDING.

================================================================================

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED


                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.          Financial Statements:

                 Condensed Consolidated Balance Sheet
                    June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . .        I-1

                 Condensed Consolidated Statement of Operations
                    Three Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . .        I-2

                 Condensed Consolidated Statement of Operations
                    Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . .        I-3

                 Consolidated Statement of  Stockholders' Equity  . . . . . . . . . . . . .        I-4

                 Condensed Consolidated Statement of Cash Flows
                    Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . .        I-5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . .        I-7


Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . .       I-10


                          PART II.  OTHER INFORMATION

                                                                                                  Page
                                                                                                  ----
Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .       II-1

Item 3.          Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . .       II-2

Item 4.          Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . .       II-2

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-3

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .       II-3

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       II-4


                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        JUNE 30,           DECEMBER 31,
                                                                                          1996                 1995
                                                                                      ------------       ---------------
                                                                                      (UNAUDITED)
                                     ASSETS
 Current assets:
     Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $           59,376   $          75,361
     Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              180,187             175,210
     Television program contract rights  . . . . . . . . . . . . . . . . . . .               11,599              23,735
     Film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               81,415              83,761
     Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,545               3,705
     Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .                4,410               4,410
                                                                                 ------------------   -----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .              341,532             366,182
 Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . .              212,808             213,059
 Long-term receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,292              22,819
 Television program contract rights  . . . . . . . . . . . . . . . . . . . . .                5,132               5,419
 Film costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               35,996              35,393
 Intangible assets and excess reorganization value . . . . . . . . . . . . . .            1,499,091           1,522,337
 Equity investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               38,106              36,549
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               29,203              30,864
 Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -              16,727
                                                                                 ------------------   -----------------
                                                                                 $        2,178,160   $       2,249,349
                                                                                 ==================   =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . .   $           77,981   $          82,542
     Television program contracts payable  . . . . . . . . . . . . . . . . . .               14,375              26,872
     Deferred income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               20,364              35,532
     Participations and residuals payable  . . . . . . . . . . . . . . . . . .               54,178              43,434
     Current portion of long-term debt and notes payable   . . . . . . . . . .               34,092              32,069
                                                                                 ------------------   -----------------
          Total current liabilities  . . . . . . . . . . . . . . . . . . . . .              200,990             220,449
 Non-current television program contract rights  . . . . . . . . . . . . . . .                6,611               7,448
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              952,877             976,392
 Other non-current liabilities . . . . . . . . . . . . . . . . . . . . . . . .               23,702              26,257
 Participations and residuals payable  . . . . . . . . . . . . . . . . . . . .               13,303              23,908
 Deferred tax credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               74,904              77,510
 Series A preferred stock, $.01 par value, 1,200,000 shares authorized,
    issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .               59,873              59,867
 Series C preferred stock, $.01 par value, 25,000 shares authorized,
     issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .              245,825             245,444
 Series E preferred stock, $.01 par value, 300,000 shares authorized,
     issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .               30,000              30,000
 Commitments and contingencies
 Stockholders' equity:
     Series B preferred stock, $.01 par value, 250,000 shares
          authorized, issued and outstanding . . . . . . . . . . . . . . . . .              224,850             224,850
     Class A common stock, $.01 par value, 400,000,000 shares authorized,
          28,986,326 and 28,056,860 issued and outstanding . . . . . . . . . .                  290                 281
     Class B common stock, $.01 par value, 400,000,000 shares
          authorized, 39,927,523 and 40,548,431 issued and outstanding . . . .                  399                 405
     Common stock warrants   . . . . . . . . . . . . . . . . . . . . . . . . .               10,500              10,500
     Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .              764,103             761,329
     Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .             (430,067)           (415,291)
                                                                                 ------------------   -----------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .              570,075             582,074
                                                                                 ------------------   -----------------
                                                                                 $        2,178,160   $       2,249,349
                                                                                 ==================   =================

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                      ------------------------------------------------
                                                                                1996                   1995
                                                                     ---------------------   -------------------------
 Net revenue
     Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . .   $             115,565   $             110,413
     Television production and distribution  . . . . . . . . . . .                  58,040                  57,135
                                                                     ---------------------   ---------------------
                                                                                   173,605                 167,548

 Operating expenses
     Direct costs-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                  44,042                  44,194
          Television production and distribution . . . . . . . . .                  46,151                  46,869
     Selling, general and administrative-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                  21,592                  20,694
          Television production and distribution . . . . . . . . .                  11,118                   9,394
 Depreciation and amortization of intangible assets  . . . . . . .                  19,319                  18,792
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .                   4,377                   4,789
                                                                     ---------------------   ---------------------
     Income from operations  . . . . . . . . . . . . . . . . . . .                  27,006                  22,816
                                                                     ---------------------   ---------------------

 Other income (expense):
     Interest expense  . . . . . . . . . . . . . . . . . . . . . .                 (22,944)                (23,953)
     Interest and investment income and other                                          860                   1,285
                                                                     ---------------------   ---------------------
          Other income (expense), net  . . . . . . . . . . . . . .                 (22,084)                (22,668)
                                                                     ---------------------   ---------------------
 Income  before income taxes . . . . . . . . . . . . . . . . . . .                   4,922                     148
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .                  (3,442)                 (2,759)
 Equity in earnings of affiliates  . . . . . . . . . . . . . . . .                   1,549                    (151)
                                                                     ---------------------   ---------------------
     Net income (loss)   . . . . . . . . . . . . . . . . . . . . .                   3,029                  (2,762)
 Preferred stock dividends and accretion . . . . . . . . . . . . .                  (1,679)                 (1,102)
                                                                     ---------------------   ---------------------
     Net income (loss) to common shareholders                        $               1,350   $              (3,864)
                                                                     =====================   =====================
 Net income (loss) per common and common
     equivalent share  . . . . . . . . . . . . . . . . . . . . . .   $                 .02   $               (0.06)
                                                                     =====================   =====================

     Weighted average common and common
          equivalent shares outstanding  . . . . . . . . . . . . .                  88,078                  68,398
                                                                     =====================   =====================



     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                     -----------------------------------------------
                                                                                1996                   1995
                                                                     ---------------------   -----------------------
 Net revenue
     Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . .   $             208,142   $             177,519
     Television production and distribution  . . . . . . . . . . .                 127,332                 104,893
                                                                     ---------------------   ---------------------
                                                                                   335,474                 282,412

 Operating expenses
     Direct costs-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                  87,561                  82,339
          Television production and distribution . . . . . . . . .                 104,661                  83,752
     Selling, general and administrative-
          Broadcasting . . . . . . . . . . . . . . . . . . . . . .                  43,496                  36,803
          Television production and distribution . . . . . . . . .                  21,286                  18,347
 Depreciation and amortization of intangible assets  . . . . . . .                  38,381                  31,544
 Corporate expenses  . . . . . . . . . . . . . . . . . . . . . . .                  10,251                   8,865
                                                                     ---------------------   ---------------------
     Income from operations  . . . . . . . . . . . . . . . . . . .                  29,838                  20,762
                                                                     ---------------------   ---------------------

 Other income (expense):
     Interest expense  . . . . . . . . . . . . . . . . . . . . . .                 (45,912)                (40,838)
     Gain on sale of WSBK-TV   . . . . . . . . . . . . . . . . . .                       -                  40,471
     Interest and investment income and other  . . . . . . . . . .                   2,091                   5,492
                                                                      ---------------------   ---------------------
           Other income (expense), net    . . . . . . . . . . . .                  (43,821)                  5,125
                                                                      ---------------------   ---------------------
 Income (loss) before income taxes . . . . . . . . . . . . . . . .                 (13,983)                 25,887
 Benefit (provision) for income taxes  . . . . . . . . . . . . . .                   1,159                 (35,838)
 Equity in earnings of affiliates  . . . . . . . . . . . . . . . .                   1,397                    (303)
                                                                     ---------------------   ---------------------
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .                 (11,427)                (10,254)
 Preferred stock dividends and accretion . . . . . . . . . . . . .                  (3,349)                 (2,202)
                                                                     ---------------------   ---------------------
     Loss to common shareholders   . . . . . . . . . . . . . . . .   $             (14,776)  $             (12,456)
                                                                     =====================   =====================
 Net loss per common and common equivalent share . . . . . . . . .   $                (.22)  $               (0.18)
                                                                     =====================   =====================


     Weighted average common and common
          equivalent shares outstanding  . . . . . . . . . . . . .                  68,678                  68,366
                                                                     =====================   =====================


     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                   SERIES B     CLASS A    CLASS B      COMMON    ADDITIONAL                      TOTAL
                                   PREFERRED    COMMON      COMMON      STOCK      PAID-IN    ACCUMULATED    STOCKHOLDERS'
                                    STOCK        STOCK      STOCK      WARRANTS    CAPITAL       DEFICIT        EQUITY
                                 ---------- ----------- ----------- ----------- ----------  -------------- ---------------
Balance at December 31, 1995     $  224,850 $       281 $       405 $   10,500  $  761,329  $    (415,291) $      582,074
Net loss  . . . . . . . . . . .           -           -           -          -           -        (11,427)        (11,427)
Preferred stock dividends and
   accretion  . . . . . . . . .           -           -           -          -           -         (3,349)         (3,349)
Interest on note receivable
   from stockholder . . . . . .           -           -           -          -        (232)             -            (232)
Exercise of employee stock
   options and $8.47 warrants .           -           3                      -       3,006              -           3,009
Conversion of Class B common
   stock into Class A common
   stock  . . . . . . . . . . .           -           6          (6)         -           -              -               -
                                 ---------- ----------- ----------- ----------  ----------  -------------  --------------
Balance at June 30, 1996  . . .  $  224,850 $       290 $       399 $   10,500  $  764,103  $    (430,067) $      570,075
                                 ========== =========== =========== ==========  ==========  ============== ==============





     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                 --------------------------------------------
                                                                                         1996                   1995
                                                                                 -------------------    ---------------------
 Cash flow from operating activities:
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $            (11,427)  $            (10,254)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Gain on sale of WSBK-TV. . . . . . . . . . . . . . . . . . . . . . . .                      -                (40,471)
        Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (2,606)                26,700
        Equity in (income) loss of affiliates. . . . . . . . . . . . . . . . .                 (1,397)                   303
        Depreciation and amortization of intangible assets . . . . . . . . . .                 38,381                 31,544
        Television program contract rights amortization
           over (under) payments . . . . . . . . . . . . . . . . . . . . . . .                   (913)                 2,927
        Film cost amortization over additions. . . . . . . . . . . . . . . . .                  1,743                 11,381
        Noncash interest expense, compensation and foreign exchange. . . . . .                  1,000                  1,541
        Changes in assets and liabilities, net of acquisitions and dispositions:
                    Receivables  . . . . . . . . . . . . . . . . . . . . . . .                  1,181                (20,320)
                    Prepaid expenses and other assets  . . . . . . . . . . . .                   (874)                (2,319)
                    Current liabilities  . . . . . . . . . . . . . . . . . . .                (20,026)               (11,713)
                    Other noncurrent liabilities . . . . . . . . . . . . . . .                 (2,619)                  (203)
                                                                                 --------------------   --------------------
                              Total adjustments  . . . . . . . . . . . . . . .                 13,870                   (630)
                                                                                 --------------------   --------------------
     Net cash provided by (used in) operating activities   . . . . . . . . . .                  2,443                (10,884)
 Cash flow from investing activities:
     Capital expenditures and equity investments   . . . . . . . . . . . . . .                (14,055)               (25,941)
     Broadcast station acquisitions, net of cash acquired  . . . . . . . . . .                      -               (360,084)
     Proceeds from sale of broadcast stations  . . . . . . . . . . . . . . . .                      -                207,500
     Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    345                     33
                                                                                 --------------------   --------------------
     Net cash used in investing activities   . . . . . . . . . . . . . . . . .                (13,710)              (178,492)
 Cash flow from financing activities:
     Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      -                476,000
     Preferred stock dividends paid  . . . . . . . . . . . . . . . . . . . . .                 (2,962)                (1,914)
     Repayment of debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (4,765)              (398,104)
     Proceeds from exercise of stock options and warrants  . . . . . . . . . .                  3,009                    992
                                                                                 --------------------   --------------------
     Net cash provided by (used in) financing activities   . . . . . . . . . .                 (4,718)                76,974
                                                                                 --------------------   --------------------
 Net decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (15,985)              (112,402)
 Cash balance, beginning of period . . . . . . . . . . . . . . . . . . . . . .                 75,361                155,699
                                                                                 --------------------   --------------------
 Cash balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . .   $             59,376   $             43,297
                                                                                 ====================   ====================





     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                 -------------------------------------------
                                                                                           1996                   1995
                                                                                 ---------------------  --------------------
 Supplemental disclosures of cash flow information:
     Cash paid during the period for interest  . . . . . . . . . . . . . . . .   $             46,432   $             37,249
                                                                                 ====================   ====================
 Supplemental schedule of noncash investing and financing activities:

     Purchase of television program contract rights  . . . . . . . . . . . . .   $              5,530   $              2,084
                                                                                 ====================   ====================
     Additions to film costs   . . . . . . . . . . . . . . . . . . . . . . . .   $             62,145   $             27,737
                                                                                  ===================   ====================


 Argyle stations purchase:
     Fair value of assets acquired   . . . . . . . . . . . . . . . . . . . . .                          $            778,527
     Purchase option applied to purchase price   . . . . . . . . . . . . . . .                                      (100,000)
     Cash paid, net of cash received   . . . . . . . . . . . . . . . . . . . .                                      (360,084)
                                                                                                        --------------------
     Liabilities assumed   . . . . . . . . . . . . . . . . . . . . . . . . . .                          $            318,443
                                                                                                        ====================





          See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


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

         INTERIM REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. In the opinion of management the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations and cash flows for the unaudited interim periods presented. Results for the interim periods presented are not necessarily indicative of the results which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995. Certain prior period amounts have been reclassified to conform to current presentation.

2.       PROPOSED MERGER WITH NEWS CORP.

         The Company, NWCG (Parent) Holdings Corporation, a Delaware corporation and a subsidiary of Andrews Group Incorporated ("NWCGP"), NWCG Holdings Corporation, a Delaware corporation and a subsidiary of NWCGP ("Holdings"), and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement") pursuant to which (a) a subsidiary of News Corp. will merge with and into the Company and the Company will become a subsidiary of News Corp. (the "Merger"), and each outstanding share of common stock of the Company (other than shares held by News Corp.) will be converted into the right to receive 1.45 American Depository Receipts ("ADRs") of News Corp., each representing four Preferred Limited Voting Ordinary Shares of News Corp. (b) News Corp. will purchase from NWCGP (i) all of the shares of capital stock of the Company owned by NWCGP and (ii) all of the outstanding stock of Holdings for 1.45 ADRs per share of common stock of the Company owned in the aggregate by NWCGP and Holdings, reduced by the amount of certain indebtedness of Holdings, (c) News Corp.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


         will purchase from an affiliate of NWCGP certain real estate consisting of an office building that serves as the Company's headquarters in Los Angeles, California, and (d) News Corp. will assume all of the obligations of an affiliate of NWCGP under certain promissory notes issued in connection with the acquisition of NW Entertainment. In addition, NWCGP has agreed to vote, or cause to be voted, all of the shares of capital stock of the Company beneficially owned by it or its subsidiaries in favor of the Merger and, if applicable, the other transactions contemplated by the Agreement.

         The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of the Company. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied or that, as a condition to the grant of any approvals by government agencies, changes will not be required to the terms of the Agreement. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements.

3.       ACQUISITIONS, DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION

         WSBK-TV

         In March 1995 the Company sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. The Company repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-Up Notes in April 1995 from the net proceeds of the Boston Station sale.


         ARGYLE STATIONS

         The Company purchased certain debt and equity securities of Argyle Television Holding Inc. ("Argyle") for total consideration of approximately $750.4 million, including the $100 million in cash paid for an option in 1994 and assumption of debt of approximately $283.6 million. Argyle controlled four VHF television stations, KDFW- TV (Dallas, Texas), KTBC-TV (Austin, Texas), KTVI-TV (St. Louis, Missouri) and WVTM-TV (Birmingham, Alabama). For financial reporting purposes, the acquisition occurred on March 31, 1995. FCC approval for change in control of the television stations occurred on April 14, 1995. The acquisition has been accounted for as a purchase.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)


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

                                                                            Pro Forma for the
                                                                           Six  Months Ended
                                                                             June 30, 1995
                                                                         ----------------------
          Net revenue                                                    $           306,299


          Net loss                                                       $           (12,059)
                                                                         ===================

          Net loss per common and common equivalent share                $              (.22)
                                                                         ===================





         PENDING DISPOSITION

         In May 1996 the Company entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") and WVTM-TV (the "Birmingham Station") to National Broadcasting Company, Inc. ("NBC") for $425 million, subject to certain adjustments. The transaction is subject to various closing conditions, including regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates broadcast television stations, a television production company and filmed entertainment distribution businesses.

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes of the Company and its annual report for the year ended December 31, 1995. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements (Note 2).

RESULTS OF OPERATIONS

         Three months ended June 30, 1996 Compared to 1995.   Net revenue
increased $6.1 million or 3.6% in 1996 over 1995. The increase in broadcasting revenue of $5.2 million is due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased $.9 million or 1.6% primarily due to increases in network and cable revenues.

         Operating expenses, excluding depreciation, amortization and corporate
expenses, increased $1.8 million in 1996.   Television broadcasting expense
increased $.8 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming contract costs. Production and distribution operating expenses increased $1.0 million due primarily to amortization of production costs associated with increased production activity.

         Interest expense decreased $1.0 million as a result of the scheduled repayment of certain of NW Television's debt and lower interest rates. Interest and investment income and other decreased $.4 million in 1996 primarily due to lower cash and short-term investment balances.

         Six months ended June 30, 1996 Compared to 1995.   Net revenue
increased $53.1 million or 18.8% in 1996 over 1995. The increase in broadcasting revenue of $30.6 million reflects an increase of $25.1 million for the four stations acquired on March 31, 1995 from Argyle Television Holding, Inc. ("Argyle") and an increase of $11.2 million for the eight original stations owned for both periods ("Eight Stations"), offset by a decrease of $5.7 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, net revenue increased $6.7 million due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased $22.5 million or 21.4% primarily due to increases in network and cable revenues, reflecting substantially increased production activity.

         Operating expenses, excluding depreciation, amortization and corporate expenses, increased $35.8 million in 1996. The television broadcasting expense increase of $11.9 million includes $20.2 million from the Argyle stations, offset by a decrease of $2.1 million for the Eight Stations and by a decrease of $6.2 million reflecting the sale of WSBK-TV (Boston) in March of 1995. On a same station basis for both periods, operating expenses increased $1.6 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming contract costs. Production and distribution operating expenses increased $23.8 million due primarily to amortization of production costs associated with increased production activity.

         Depreciation and amortization of intangible assets increased $6.8 million in 1996 due primarily to the acquisition of the Argyle stations. Corporate expenses increased $1.4 million in 1996 principally due to increased personnel and salaries.

         Interest expense increased $5.1 million as a result of higher debt balances for the acquisition of the broadcast television stations and the Entertainment Line of Credit used primarily to fund the increased production activity. Interest and investment income and other decreased $3.4 million in 1996 primarily due to lower cash and short-term investment balances.

         The income tax expense in 1995 resulted primarily from the recognition of income taxes on the sale of the Boston Station. The liability associated with these taxes was offset by utilization of pre-Plan Effective Date net operating losses. The utilization was reflected as a reduction of excess reorganization value.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company has total outstanding debt of $987.0 million. The Company has limited additional borrowing capacity under its borrowing facilities. Significant expansion of the Company's broadcasting or production segments will require additional funding not currently available to the Company.

         The Company plans to reduce certain of its debt with the proceeds from the pending sales of the San Diego and Birmingham stations to NBC. The gross proceeds from the sale of the San Diego Station of $225 million, subject to certain adjustments, will be used to pay off the Bank Credit Agreement Loans and to offer to repurchase all of the outstanding Step-Up Notes and a portion of the 11% Notes. There is no guarantee that the offers made to repurchase the Step-Up Notes and the 11% Notes will be accepted by all of the holders; any remaining net proceeds will be available for use by the Company as permitted by its various debt instruments. A portion of the gross proceeds from the sale of the Birmingham Station of $200 million, subject to certain adjustments, will be used to reduce the Acquisition Credit Agreement balance.

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

         The Merger will result in a change of control under certain of the Company's debt agreements, which will result in an event of default thereunder or give the holders of such debt the right to require the Company to repurchase such indebtedness. No effect of a change in control is reflected in the accompanying unaudited condensed consolidated financial statements.

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

         In July and August 1996, Joseph Gorga, Brian Barry and Anthony Inguaggiato commenced separate actions on behalf of themselves and, purportedly, all other similarly situated shareholders of the Company other than the defendants against the Company, its directors, News Corp. and Fox Television Stations, Inc., asserting, among other things, breaches of fiduciary duty, unjust enrichment and abuse of control in connection with the transactions contemplated by the Merger and the Agreement with News Corp.
These actions, pending in the Delaware Court of Chancery, have been or will be consolidated under the caption In re New World Communications Group Incorporated Shareholders Litigation, C.A. No. 15110. The consolidated actions seek equitable relief and damages, including an injunction against the Merger. The Company believes that the consolidated actions are entirely without merit and intends to contest them vigorously.

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

Item 3.  Defaults Upon Senior Securities.

         (a)  Not applicable.

         (b)  Not applicable.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         At the Company's 1996 annual meeting of stockholders, held on May 22, 1996, an aggregate 4,218,666 shares of Class A Common Stock and 37,193,401 shares of Class B Common Stock were present in person or by proxy. Votes cast for, against, and abstentions for the matters submitted to a vote of security-holders were as follows:

                 (i)  Election of Directors

                                                             For                    Withheld
                                                             ---                    --------
                  Ronald Perelman                         376,013,572                2,910
                  William Bevins                          376,014,872                1,610
                  Arthur Bilger                           376,014,872                1,610
                  David Dinkins                           376,013,672                2,810
                  Irwin Engelman                          376,014,472                2,010
                  Meyer Feldberg                          376,014,347                2,010
                  Howard Gittis                           376,014,872                1,610
                  Lee Iacocca                             376,012,952                3,530
                  Howard Marks                            376,014,872                1,610
                  David Ramon                             376,014,872                1,610
                  James Robinson III                      376,014,472                2,010
                  Marc Rowan                              376,014,872                1,610

                 (ii) Ratification of selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 1996


                    For:               376,013,882
                    Against:                   940
                    Abstentions:               900

                 (iii) Approval of the adoption of the Company's 1996 Stock Option Plan

                 For:               372,984,242
                 Against:               284,170
                 Abstentions:            11,485


Item 5.  Other Information.

                 Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits


                 10.1 Third Amendment, dated as of June 29, 1996, to the Credit Agreement, dated as of September 29, 1994, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents named therein, the Managing Agents named therein, The Chase Manhattan Bank (as successor by merger to the Chase Manhattan Bank, N.A.), as Documentation Agent, and the Chase Manhattan Bank (formerly named Chemical
                          Bank), as Administrative Agent.

                 11       Statement re: computation of per share earnings

                 27       Financial Data Schedule (for SEC use only).

         (b)     Reports filed on Form 8-K:
                          May 22, 1996 (Items 5 and 7).
                          July 17, 1996 (Items 1 and 7).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      NEW WORLD COMMUNICATIONS GROUP INCORPORATED
                                        (Registrant)





                                   By:      \s\Joseph P. Page
                                           -------------------------------
                                             Joseph P. Page
                                             Executive Vice President and
                                             Chief Financial Officer





Dated: August 12, 1996

                                 EXHIBIT INDEX




Exhibit No.               Description

10.1 Third Amendment, dated as of June 29, 1996, to the Credit Agreement, dated as of September 29, 1994, by and among NW Acquisition, the financial institutions from time to time parties thereto, the Co-Agents named therein, the Managing Agents named therein, The Chase Manhattan Bank (as successor by merger to the Chase Manhattan Bank, N.A.), as Documentation Agent, and the Chase Manhattan Bank (formerly named Chemical
                          Bank), as Administrative Agent.

11                        Statement re: computation of per share earnings.

27                        Financial Data Schedule (for SEC use only).