Form 10-Q
period 1996-09-30
NEW WORLD COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 916083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1996

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

                           -----------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:   YES  X   NO
                                         ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES  X      NO
                           ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     AS OF NOVEMBER 8, 1996 THE REGISTRANT HAD 33,993,229 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, 38,040,370 SHARES OF CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE, NO SHARES OF VOTING PREFERRED STOCK, PAR VALUE $0.01 PER SHARE AND NO CLASS A WARRANTS, SERIES 2 ("NEW $0.01 WARRANTS") OUTSTANDING.


================================================================================

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED


                                     INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                          Page
                                                                          ----

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheet
           September 30, 1996 and December 31, 1995 ............           I-1

        Condensed Consolidated Statement of Operations
           Three Months Ended September 30, 1996 and 1995 ......           I-2

        Condensed Consolidated Statement of Operations
           Nine Months Ended September 30, 1996 and 1995 .......           I-3

        Consolidated Statement of Stockholders' Equity ........            I-4

        Condensed Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1996 and 1995 .......           I-5

        Notes to Condensed Consolidated Financial Statements ...           I-7


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................           I-13

                          PART II.  OTHER INFORMATION

                                                                        Page
                                                                        ----


    Item 1.     Legal Proceedings ....................................  II-1

    Item 2.     Changes in Securities ................................  II-1

    Item 3.     Defaults Upon Senior Securities ......................  II-1

    Item 4.     Submission of Matters to a Vote of Security-Holders ..  II-2

    Item 5.     Other Information ....................................  II-2

    Item 6.     Exhibits and Reports on Form 8-K .....................  II-2

                Signatures ...........................................  II-3

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1996           1995
                                                                            -------------  ------------
                                                                             (UNAUDITED)
                                  ASSETS
Current assets:
 Cash.....................................................................  $    141,798   $    75,361
 Receivables..............................................................       168,953       175,210
 Television program contract rights.......................................        31,992        23,735
 Film costs...............................................................        70,837        83,761
 Prepaid expenses.........................................................         4,768         3,705
 Deferred income taxes....................................................         4,410         4,410
                                                                            ------------   -----------
  Total current assets....................................................       422,758       366,182
Property, plant and equipment.............................................       201,450       213,059
Long-term receivables.....................................................        11,890        22,819
Television program contract rights........................................         6,546         5,419
Film costs................................................................        49,572        35,393
Intangible assets and excess reorganization value.........................     1,373,883     1,522,337
Equity investments........................................................        39,624        36,549
Other assets..............................................................        33,684        30,864
Assets held for sale......................................................             -        16,727
                                                                            ------------   -----------
                                                                            $  2,139,407   $ 2,249,349
                                                                            ============   ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses....................................  $     79,444   $    82,542
 Television program contracts payable.....................................        33,404        26,872
 Deferred income..........................................................        25,097        35,532
 Participations and residuals payable.....................................        47,753        43,434
 Current portion of long-term debt and notes payable......................        36,467        32,069
                                                                            ------------   -----------
  Total current liabilities...............................................       222,165       220,449
Non-current television program contract rights............................         9,678         7,448
Long-term debt............................................................       854,170       976,392
Other non-current liabilities.............................................        22,575        26,257
Participations and residuals payable......................................         7,859        23,908
Deferred tax credits......................................................        89,424        77,510
Series A preferred stock, $.01 par value, 1,200,000 shares
 authorized, 712,128 and 1,200,000 issued and outstanding.................        35,532        59,867
Series C preferred stock, $.01 par value, 25,000 shares authorized, issued
 and outstanding..........................................................       246,019       245,444
Series E preferred stock, $.01 par value, 300,000 shares authorized,issued
 and outstanding..........................................................        30,000        30,000
Commitments and contingencies
Stockholders' equity:
 Series B preferred stock, $.01 par value, 250,000 shares authorized,
  issued and outstanding..................................................       224,850       224,850
 Class A common stock, $.01 par value, 400,000,000 shares
  authorized, 33,691,048 and 28,056,860 issued and outstanding............           337           281
 Class B common stock, $.01 par value, 400,000,000 shares authorized,
  38,041,324 and 40,548,431 issued and outstanding........................           380           405
 Common stock warrants....................................................        10,500        10,500
 Additional paid-in capital...............................................       790,632       761,329
 Accumulated deficit......................................................      (404,714)     (415,291)
                                                                            ------------   -----------
  Total stockholders' equity..............................................       621,985       582,074
                                                                            ------------   -----------
                                                                            $  2,139,407   $ 2,249,349
                                                                            ============   ===========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1996       1995
                                                            --------- ---------
Net revenue
 Broadcasting............................................   $ 96,339   $ 90,605
 Television production and distribution..................     46,592     47,889
                                                            --------   --------
                                                             142,931    138,494
Operating expenses
 Direct costs-
   Broadcasting..........................................     44,597     45,690
   Television production and distribution................     41,030     37,773
 Selling, general and administrative-
   Broadcasting..........................................     21,456     20,906
   Television production and distribution................     11,056     10,519
Depreciation and amortization of intangible assets.......     19,203     16,594
Corporate expenses.......................................      6,716      6,279
                                                            --------   --------
 Income (loss) from operations...........................     (1,127)       733
                                                            --------   --------
Other income (expense):
 Interest expense........................................    (22,552)   (22,925)
 Gain on the sale of broadcast television station........    103,227          -
 Merger costs............................................     (3,026)         -
 Interest and investment income and other................      1,856      1,770
                                                            --------   --------
 Other income (expense), net.............................     79,505    (21,155)
                                                            --------   --------
Income (loss) before income taxes........................     78,378    (20,422)
Provision for income taxes...............................    (52,867)     1,618
Equity in earnings of affiliates.........................      1,418       (152)
                                                            --------   --------
 Net income (loss).......................................     26,929    (18,956)
Preferred stock dividends and accretion..................     (1,576)    (1,491)
                                                            --------   --------
 Net income (loss) to common shareholders................   $ 25,353   $(20,447)
                                                            ========   ========
Net income (loss) per common and common
 equivalent share........................................   $    .28   $   (.30)
                                                            ========   ========
 Weighted average common and common
  equivalent shares outstanding..........................     94,296     68,533
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1996       1995
                                                            --------  ---------
Net revenue
 Broadcasting...........................................    $304,481   $268,124
 Television production and distribution.................     173,924    152,782
                                                            --------   --------
                                                             478,405    420,906
Operating expenses
 Direct costs-
   Broadcasting.........................................     132,158    128,029
   Television production and distribution...............     145,691    121,525
 Selling, general and administrative-
   Broadcasting.........................................      64,952     57,709
   Television production and distribution...............      32,342     28,866
Depreciation and amortization of intangible assets......      57,584     48,138
Corporate expenses......................................      16,967     15,144
                                                            --------   --------
 Income from operations.................................      28,711     21,495
                                                            --------   --------
Other income (expense):
 Interest expense.......................................     (68,464)   (63,763)
 Gain on the sale of broadcast television stations......     103,227     40,471
 Merger costs (3,026)                                         (3,026)         -
 Interest and investment income and other...............       3,947      7,262
                                                            --------   --------
   Other income (expense), net..........................      35,684    (16,030)
                                                            --------   --------
Income before income taxes..............................      64,395      5,465
Provision for income taxes..............................     (51,708)   (34,220)
Equity in earnings of affiliates........................       2,815       (455)
                                                            --------   --------
 Net income (loss)......................................      15,502    (29,210)
Preferred stock dividends and accretion.................      (4,925)    (3,693)
                                                            --------   --------
 Income (loss) to common shareholders...................    $ 10,577   $(32,903)
                                                            ========   ========
Net income (loss) per common and common equivalent
 share share............................................    $    .12   $   (.48)
                                                            ========   ========

 Weighted average common and common
  equivalent shares outstanding.........................      88,358     68,377
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                   SERIES B      CLASS A      CLASS B       COMMON       ADDITIONAL                    TOTAL
                                   PREFERRED     COMMON       COMMON        STOCK         PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                     STOCK        STOCK       STOCK         WARRANTS      CAPITAL        DEFICIT       EQUITY
                                   ----------    ----------   ----------    ----------   ----------    -----------  -------------
Balance at December 31, 1995       $  224,850    $      281   $      405    $   10,500   $  761,329    $  (415,291)  $   582,074
Net income......................            -             -            -             -            -         15,502        15,502
Preferred stock dividends and
 accretion......................            -             -            -             -            -         (4,925)       (4,925)
Interest on note receivable from
 stockholder....................            -             -            -             -         (405)             -          (405)
Exercise of employee stock
 options, $8.47 warrants and
 conversion of Series A
 preferred stock................            -             7           24             -       29,708              -        29,739
Conversion of Class B common
 stock into Class A common
 stock..........................            -            49          (49)            -            -              -             -
                                   ----------    ----------   ----------    ----------   ----------   ------------   -----------
Balance at September 30, 1996...   $  224,850    $      337   $      380    $   10,500   $  790,632   $   (404,714)  $   621,985
                                   ==========    ==========   ==========    ==========   ==========   ============   ===========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 1996       1995
                                                              ---------   ----------
Cash flow from operating activities:
 Net income (loss)..........................................  $  15,502   $ (29,210)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in)operating activities:
 Gain on sale of broadcast television stations..............   (103,227)    (40,471)
 Deferred taxes.............................................     39,482      24,620
 Equity in (income) loss of affiliates......................     (2,815)        455
 Depreciation and amortization of intangible assets.........     57,584      48,138
 Television program contract rights amortization
  over (under) payments.....................................       (721)      4,007
 Film cost amortization over additions......................       (429)     (9,012)
 Noncash interest expense, compensation, foreign exchange
  and other.................................................      1,922       1,266
 Changes in assets and liabilities, net of acquisitions and
  dispositions:
   Receivables..............................................     12,153     (18,492)
   Prepaid expenses and other assets........................     (5,997)     (2,861)
   Current liabilities......................................    (23,738)      6,547
   Other noncurrent liabilities.............................     (3,622)       (305)
                                                              ---------   ---------
    Total adjustments.......................................    (29,408)     13,892
                                                              ---------   ---------
 Net cash used in operating activities......................    (13,906)    (15,318)
Cash flow from investing activities:
 Capital expenditures and equity investments................    (19,451)    (34,731)
 Broadcast station acquisitions, net of cash acquired.......          -    (360,084)
 Proceeds from sale of broadcast stations...................    200,000     207,500
 Other......................................................          -          33
                                                              ---------   ---------
 Net cash provided by (used in) investing activities........    180,549    (187,282)
Cash flow from financing activities:
 Proceeds from issuance of preferred stock..................          -      62,790
 Issuance of debt...........................................          -     482,429
 Preferred stock dividends paid.............................     (4,343)     (3,219)
 Repayment of debt..........................................   (101,097)   (400,267)
 Proceeds from exercise of stock options and warrants.......      5,234       1,944
                                                              ---------   ---------
 Net cash provided by (used in) financing activities........   (100,206)    143,677
                                                              ---------   ---------
Net increase (decrease) in cash.............................     66,437     (58,923)
Cash balance, beginning of period...........................     75,361     155,699
                                                              ---------   ---------
Cash balance, end of period.................................  $ 141,798   $  96,776
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      ------------------
                                                                       1996       1995
                                                                      -------   --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest...........................  $78,162  $  69,073
                                                                      =======  =========
Supplemental schedule of noncash investing and financing activities:
 Purchase of television program contract rights.....................  $37,063  $  32,934
                                                                      =======  =========
 Additions to film costs............................................  $93,771  $  64,713
                                                                      =======  =========
 Noncash reduction in note payable..................................  $16,727  $  23,702
                                                                      =======  =========
Argyle stations purchase:
 Fair value of assets acquired......................................           $ 778,527
 Purchase option applied to purchase price..........................            (100,000)
 Cash paid, net of cash received....................................            (360,084)
                                                                               ---------
 Liabilities assumed................................................           $ 318,443
                                                                               =========
Cannell purchase:
 Fair value of assets acquired......................................           $  37,643
 Preferred stock issued.............................................             (30,000)
                                                                               ---------
 Liabilities assumed................................................           $   7,643
                                                                               =========

     See accompanying notes to condensed consolidated financial statements.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


1.  DESCRIPTION OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    New World Communications Group Incorporated ("NWCG" or the "Company") is a vertically integrated entertainment company which operates, through wholly-owned subsidiaries, eleven broadcast television stations, television production operations, filmed entertainment libraries, and filmed entertainment distribution businesses.

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

2.  PROPOSED MERGER WITH NEWS CORP.

    The Company, NWCG (Parent) Holdings Corporation, a Delaware corporation and a subsidiary of Andrews Group Incorporated ("NWCGP"), NWCG Holdings Corporation, a Delaware corporation and a subsidiary of NWCGP ("Holdings"), and The News Corporation Limited, a South Australia corporation ("News Corp."), entered into a binding Memorandum of Understanding, dated as of July 17, 1996 (the "Agreement"). The Agreement provided that the parties thereto may execute definitive agreements to consummate the transactions contemplated by the Agreement. On September 24, 1996, the parties entered into definitive agreements in furtherance of the transactions contemplated by the Agreement.

    Fox Television Stations, Inc. ("Fox"), a corporation in which News Corp. has an indirect interest, will acquire all of the shares of Common Stock of NWCG (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary or as to which dissenters' rights are properly exercised) and NWCG will become a subsidiary of Fox. The

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


    term "News Corp. Subsidiary" means any subsidiary of News Corp., Twentieth Holdings Corporation, a Delaware corporation in which News Corp. has an indirect interest ("THC"), or any other subsidiary of THC, including Fox. Immediately prior to the time (the "Effective Time") the certificate of merger relating to the Merger, filed with the Secretary of State of Delaware, becomes effective pursuant to the General Corporation Law of the State of Delaware (the "DGCL"), Fox will purchase (the "Stock Purchase") from NWCG Parent, pursuant to the Stock Purchase Agreement, 2,682,236 shares of Class B Common Stock owned by NWCG Parent and all of the outstanding shares of capital stock of NWCG Holdings Corporation, a Delaware corporation and a wholly owned subsidiary of NWCG Parent ("NWCG Holdings"). NWCG Parent and NWCG Holdings are affiliates of Mafco Holdings Inc., a Delaware corporation ("Mafco"), which is wholly owned by Mr.
    Ronald O. Perelman, the Chairman of the Board of Directors of NWCG. The principal asset of NWCG Holdings consists of 34,510,000 shares of Class B Common Stock. As of September 30, 1996, NWCG Parent and NWCG Holdings owned, in the aggregate, 37,192,236 shares of Class B Common Stock, representing approximately 52% of the outstanding Common Stock and approximately 90% of the outstanding voting power of the outstanding Common Stock. The consideration for such purchase will be 1.45 American Depository Shares of News Corp. ("ADSs"), each of which represents four fully-paid and non-assessable Preferred Limited Voting Ordinary Shares of A$.50 each of News Corp., for each share of Common Stock directly or indirectly acquired by Fox, with the aggregate number of ADSs issued to NWCG Parent reduced to approximate the accreted amount of certain indebtedness of NWCG Holdings outstanding as of the Effective Time. Pursuant to the Merger Agreement, (a) each outstanding share of Common Stock (other than any shares owned, directly or indirectly, owned by News Corp. or any News Corp. Subsidiary, including the shares purchased pursuant to the Stock Purchase Agreement, and any shares of Class B Common Stock as to which dissenters' rights are properly exercised) will be converted into the right to receive 1.45 ADSs;
    (b) pursuant to the DGCL, conversion of the shares of Series A Preferred Stock into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued and outstanding shares of Series A Preferred Stock (the "Series A Approval"); if the Series A Approval is obtained, each issued and outstanding share of Series A Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of Class B Common Stock that a holder of such share of Series A Preferred Stock would have received if such share of Series A Preferred Stock had been converted into shares of Class B Common Stock immediately prior to the Effective Time; and (c) pursuant to the DGCL, conversion of the shares of Series E Preferred Stock into ADSs pursuant to the Merger Agreement requires the approval of the Merger Proposal by a majority of the issued

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


    and outstanding shares of Series E Preferred Stock (the "Series E Approval"); if the Series E Approval is obtained, each issued and outstanding share of Series E Preferred Stock (other than any shares owned, directly or indirectly, by News Corp. or any News Corp. Subsidiary and any shares as to which dissenters' rights are properly exercised) will be converted into the right to receive the number of ADSs equal to the product of (i) 1.45 times (ii) the number of shares of Class A Common Stock that a holder of such share of Series E Preferred Stock would have received if such share of Series E Preferred Stock had been converted into shares of Class A Common Stock immediately prior to the Effective Time. The transactions contemplated by the Merger Agreement and the Stock Purchase Agreement are referred to herein as the "Transaction."

    Pursuant to a Voting Agreement, dated as of September 24, 1996, among Fox, NWCG Parent and NWCG Holdings (the "NWCG Parent Voting Agreement"), NWCG Parent and NWCG Holdings agreed to vote for the Merger Proposal. Accordingly, approval of the Merger Proposal is assured regardless of the vote of any other stockholder of NWCG. In addition, pursuant to a Voting Agreement, dated as of September 24, 1996, among Apollo Advisors, L.P. ("Apollo"), News Corp. and Fox (the "Apollo Voting Agreement"), Apollo agreed, with respect to itself and its affiliates, as the sole holder of the issued and outstanding shares of Series A Preferred Stock, to vote, or cause to be voted, any shares of NWCG capital stock owned as of the Record Date for the Merger Proposal. As of September 30, 1996, Apollo and its affiliates owned all of the issued and outstanding shares of Series A Preferred Stock. Accordingly, receipt of the Series A Approval is assured.

    Affiliates of Mafco have also entered into certain other agreements in connection with the Transaction. Pursuant to a Purchase and Sale Agreement, dated as of September 24, 1996, between 1440 Sepulveda Limited Partnership, a California limited partnership (the "1440 Partnership"), and Fox (the "Real Estate Agreement"), Fox agreed to purchase (the "Real Estate Purchase") the land, building and related improvements where New World's principal Los Angeles office is located (the "Real Property"). The aggregate purchase price to be paid by Fox under the Real Estate Agreement is $50 million. Pursuant to the Assignment and Assumption Agreement, dated as of September 24, 1996, between Four Star Holdings Corp., a Delaware corporation and an affiliate of Mafco ("Four Star Holdings"), and Fox (the "Four Star Agreement"), Fox agreed to assume an aggregate of $46.2 million principal amount of debt of Four Star Holdings. The liabilities represented by the Four Star Notes (as defined herein) were retained by Four Star Holdings at the time of the 1994 reorganization of NWCG that included the transfer by an affiliate of Mafco of New World Entertainment Ltd., a Delaware corporation ("NW Entertainment"), to NWCG. Pursuant to a Guaranty, dated as of September 24, 1996, Mafco has agreed to guarantee the payment and performance of certain obligations of its affiliates pursuant to the Stock

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


    Purchase Agreement, the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement. Similarly, News Corp. has entered into a Guaranty, dated as of September 24, 1996, pursuant to which News Corp. has agreed to guarantee the payment and performance by Fox of its obligations pursuant to the Merger Agreement, the Stock Purchase Agreement (including the registration rights agreement attached, thereto), the NWCG Parent Voting Agreement, the Real Estate Agreement and the Four Star Agreement.

    The consummation of the transactions contemplated by the Real Estate Agreement is conditioned upon the satisfaction or waiver of all conditions of the Merger other than consummation of the Real Estate Purchase. The consummation of the transactions contemplated by the Four Star Agreement is similarly conditioned upon satisfaction or waiver of all conditions to the Merger other than those relating to the Four Star Agreement. The consummation of the transactions contemplated by the Stock Purchase Agreement is conditioned upon, among other things, satisfaction or waiver of all conditions to the Merger (including the Real Estate Purchase and the consummation of the transactions contemplated by the Four Star Agreement), other than the Stock Purchase.

    The Merger and the other transactions are conditioned on one another and the Merger is subject to certain other conditions, including regulatory approvals and the approval of the shareholders of the Company. On November 7, 1996, the FCC issued an order, subject to finality, granting approval of the Merger and the Stock Purchase Agreement. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied. No effects of the proposed merger with News Corp. are reflected in the accompanying unaudited condensed consolidated financial statements.


3.  ACQUISITIONS, DISPOSITIONS AND PRO FORMA FINANCIAL INFORMATION

    WSBK-TV

    In March 1995 the Company sold its investment in WSBK-TV (the "Boston Station") for gross proceeds of $107.5 million. The Company repaid $19.5 million of the Bank Credit Agreement Loans in March 1995 and $77.3 million of the Step-Up Notes in April 1995 from the net proceeds of the Boston Station sale.

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)




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


    NBC STATIONS

    In May 1996 the Company entered into an agreement to sell substantially all of the assets of KNSD-TV (the "San Diego Station") and WVTM-TV (the "Birmingham Station") to National Broadcasting Company, Inc. ("NBC") for $425 million, subject to certain adjustments. The Birmingham Station sale was completed in August 1996 for $200 million, adjusted for working capital. The San Diego Station sale is expected to be completed in the fourth quarter of 1996 and is subject to various closing conditions including regulatory approval which was granted on November 7, 1996.


    PRO FORMA FINANCIAL INFORMATION

    For the nine months ended September 30, 1995, the following condensed pro forma financial information gives effect to, as of January 1, 1995, the purchase of the four Argyle stations, the sale of the Boston Station, the sale of the Birmingham Station, borrowings necessary to fund the acquisition, repayment of a portion of NW Television's and NWC Acquisition's debt and the issuance of preferred stock. For the nine months ended

                  NEW WORLD COMMUNICATIONS GROUP INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (unaudited)


    September 30, 1996, the following condensed pro forma financial information gives effect to, as of January 1, 1996, the sale of the Birmingham Station and the repayment of a portion of NWC Acquisition's debt. The pro forma financial information does not necessarily reflect the future results or the results that would have occurred had these transactions actually occurred on the indicated dates (in thousands, except per share).



                            Pro Forma for the Nine Months Ended
                                       September 30,
                                  1996                1995
                           ------------------  ------------------
Net revenue                $          464,906  $         430,606
Net loss                   $          (25,042) $         (32,271)
                           ==================  =================
Net loss per common and
  common equivalent share  $             (.43) $            (.54)
                           ==================  =================


4.  INCOME TAXES

    Income tax expense resulted primarily from the recognition of income taxes on the sale of WSBK-TV in 1995 and WVTM-TV in 1996 due to the lower historical tax basis of the stations' net assets. The liability associated with these taxes will be offset by utilization of net operating losses.
    The reduction of the valuation allowance associated with the net operating losses has been reflected as a reduction of excess reorganization value and goodwill.

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

RESULTS OF OPERATIONS

     Three months ended September 30, 1996 Compared to 1995.   Net revenue
increased $4.4 million or 3.2% in 1996 over 1995. The increase in broadcasting revenue of $5.7 million is due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion offset by the effect of the sale of the Birmingham Station. The Company had expected the conversion to Fox to result in an initial decline in revenues. Pending the Merger, the Company agreed not to commence production of new programming; therefore, the Company expects production and distribution revenue to continue to decline. Production and distribution revenue decreased $1.3 million or 2.7% primarily due to a slow down in domestic syndication activity.

     Operating expenses, excluding depreciation, amortization and corporate expenses, increased $3.3 million in 1996 primarily due to film cost amortization.

     Depreciation and amortization expense increased $2.6 million primarily due to broadcast equipment purchases.

     In August 1996, the Company completed the sale of WVTM-TV (the "Birmingham Station") to NBC. The Company used $95 million of the net proceeds to pay down NWC Acquisition debt.

     Merger costs represent costs incurred by the Company in connection with the Merger. The majority of the merger costs reflect the cost to terminate the production of "Lovelines", a television show scheduled for broadcast commencing in the third quarter, including the write-off of the production costs. In the event the Merger is not completed, other than by reason of the Company's breach of the Merger Agreement, Fox has agreed to reimburse the Company for all costs directly related to the production of, termination of and distribution of "Lovelines" plus $15 million.

     The provision for income tax in 1996 primarily reflects the effect of the sale of the Birmingham Station.

     Nine Months Ended September 30, 1996 Compared to 1995.   Net revenue
increased $57.5 million or 13.7% in 1996 over 1995. The increase in broadcasting revenue of $36.4 million reflects an increase of $23.6 million for the four stations acquired on March 31, 1995 from Argyle Television Holding, Inc. ("Argyle"), net of the effect of the sale of WVTM-TV in August 1996, and an increase of $18.5 million for the eight original stations owned for both periods ("Eight Stations"), offset by a decrease of $5.7 million reflecting the sale of WSBK-TV in March of 1995. On a same station basis for both periods, net revenue increased $13.2 million due primarily to political advertising and the recovery of a portion of the market share enjoyed prior to the Fox conversion. The Company had expected the conversion to Fox to result in an initial decline in revenues. Production and distribution revenue increased $21.1 million or 13.8% primarily due to increases in network and cable revenues, reflecting substantially increased production activity during the first and second quarters of 1996.

     Operating expenses, excluding depreciation, amortization and corporate expenses, increased $39.0 million in 1996. The television broadcasting expense increase of $11.4 million includes $18.8 million from the Argyle stations, net of the effect of the sale of WVTM-TV in August 1996, offset by a decrease of $1.2 million for the Eight Stations and by a decrease of $6.2 million reflecting the sale of WSBK-TV in March of 1995. On a same station basis for both periods, operating expenses increased $.8 million due to higher costs to support the increase in local programming associated with the Company's conversion of certain broadcast stations to the Fox Network offset by lower programming contract costs. Production and distribution operating expenses increased $27.6 million due primarily to amortization of production costs associated with increased production activity in the first and second quarters of 1996.

     Depreciation and amortization of intangible assets increased $9.4 million in 1996 due primarily to the acquisition of the Argyle stations. Corporate expenses increased $1.8 million in 1996 principally due to increased personnel and salaries.

     Interest expense increased $4.7 million as a result of higher debt balances for the acquisition of the broadcast television stations and the Entertainment Line of Credit used primarily to fund the increased production activity.

     The 1996 gain on sale of broadcast television stations reflects the sale of the Birmingham Station whereas the 1995 gain results from the March 1995 sale of WSBK-TV (Boston).

     Merger costs represent costs incurred by the Company in connection with the Merger. The majority of the merger costs reflect the cost to terminate the production of "Lovelines" including the write-off of the production costs. In the event the Merger is not completed, other than by reason of the Company's breach of the Merger Agreement, Fox has agreed to reimburse the Company for all costs directly related to the production of, termination of and distribution of "Lovelines" plus $15 million.


     Interest and investment income and other decreased $3.3 million in 1996 primarily due to lower cash and short-term investment balances.

     The provision for income tax results primarily from the recognition of income taxes on the sale of the broadcast television stations.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company has total outstanding debt of $890.6 million and a cash balance of $141.8 million. The Company has limited additional borrowing capacity under its borrowing facilities. Significant expansion of the Company's broadcasting or production segments will require additional funding not currently available to the Company.

     The Company plans to reduce certain of its debt with the proceeds from the pending sale of the San Diego Station to NBC. The gross proceeds from the sale of the San Diego Station of $225 million, subject to certain adjustments, will be used to pay off the Bank Credit Agreement Loans and to offer to repurchase all of the outstanding Step-Up Notes and a portion of the 11% Notes. There is no guarantee that the offers made to repurchase the Step-Up Notes and the 11% Notes will be accepted by all of the holders; any remaining net proceeds will be available for use by the Company as permitted by its various debt instruments. The Company used $95 million of the net proceeds from the sale of the Birmingham Station to reduce the Acquisition Credit Agreement balance.

     Pending the anticipated closing of the Merger in the first quarter of 1997, the Company believes it has sufficient Working Capital on hand or available from operations and the proceeds from the sale of KNSD-TV (San Diego) to meet its needs. Should the Merger be substantially delayed or not occur at all, the Company currently anticipates that any other necessary financing may be obtained through restructuring or refinancing outstanding capitalization or possibly through additional equity or debt financings or additional bank credit arrangements. Should such additional sources of financing be needed to fund acquisitions or operations and not be obtainable, the Company's liquidity would be severely adversely affected. There can be no assurance that any of such actions could be effected on satisfactory terms, that they would enable the Company to continue to satisfy the Company's capital requirements or that they would be permitted by the terms of existing or future debt agreements.

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

     In July and August 1996, Joseph Gorga, Brian Barry and Anthony Inguaggiato commenced separate actions on behalf of themselves and, purportedly, all other similarly situated shareholders of the Company other than the defendants against the Company, its directors, News Corp. and Fox Television Stations, Inc., asserting, among other things, breaches of fiduciary duty, unjust enrichment and abuse of control in connection with the transactions contemplated by the Merger and the Agreement with News Corp. These actions, pending in the Delaware Court of Chancery, have been or will be consolidated under the caption In re New World Communications Group Incorporated Shareholders Litigation, C.A. No. 15110. The consolidated actions seek equitable relief and damages, including an injunction against the Merger. The Company believes that the consolidated actions are without merit and intends to contest them vigorously.

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


Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            11  Statement re: computation of per share earnings

            27  Financial Data Schedule (for SEC use only)

      (b)   Reports filed on Form 8-K:
                May 22, 1996 (Items 5 and 7).
                July 17, 1996 (Items 1 and 7).
                August 29, 1996 (Items 2 and 7)
                October 7, 1996 (Items 1 and 7).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        NEW WORLD COMMUNICATIONS GROUP INCORPORATED
                                       (Registrant)






                                By: /s/ Joseph P. Page
                                    -----------------------
                                      Joseph P. Page
                                      Executive Vice President and
                                      Chief Financial Officer











Dated: November 13, 1996

                                 EXHIBIT INDEX




Exhibit No.     Description

11              Statement re: computation of per share earnings.

27              Financial Data Schedule (for SEC use only).